Form 10-K
period 2006-12-31
SACO I Trust 2006-7
filed 2007-04-02
CIK 1365653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131374-11

SACO I Trust 2006-7
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of registrant’s principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, GMAC Mortgage, LLC, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of June 14, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor. (As previously filed on Form 8-K filed on August 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company and LaSalle Bank National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on August 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on December 6, 2006 and is hereby incorporated by reference into this report on Form 10-K)

10.1
Assignment, Assumption and Recognition Agreement is made and entered into as of June 30, 2006, among EMC Mortgage Corporation as Assignor, Citibank, N.A., not individually but solely as trustee for the holders of SACO I Trust 2006-7, Mortgage Pass-Through Certificates, Series 2006-7 as Assignee and GMAC Mortgage Corporation

10.2	Servicing Agreement, dated as of May 1, 2001, and is executed between EMC Mortgage Corporation (the "Owner") and GMAC Mortgage Corporation (the "Servicer")
10.3	Amendment No. 1 dated October 1, 2001 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer.
10.4	Amendment No. 2 dated July 31, 2002 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer
10.5
Amendment No. 3 dated December 20, 2005, by and between EMC Mortgage Corporation, a Delaware corporation, as owner (the “Owner”) and GMAC Mortgage Corporation, as servicer (the “Servicer”) in connection with the Servicing Agreement, dated as of May 1, 2001, between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
 (10.1)  Assignment, Assumption and Recognition Agreement is made and entered into as of June 30, 2006, among EMC Mortgage Corporation as Assignor, Citibank, N.A., not individually but solely as trustee for the holders of SACO I Trust 2006-7, Mortgage Pass-Through Certificates, Series 2006-7 as Assignee and GMAC Mortgage Corporation

(10.2) Servicing Agreement, dated as of May 1, 2001, and is executed between EMC Mortgage Corporation (the "Owner") and GMAC Mortgage Corporation (the "Servicer")
(10.3) Amendment No. 1 dated October 1, 2001 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer.
(10.4) Amendment No. 2 dated July 31, 2002 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer
 (10.5)  Amendment No. 3 dated December 20, 2005, by and between EMC Mortgage Corporation, a Delaware corporation, as owner (the “Owner”) and GMAC Mortgage Corporation, as servicer (the “Servicer”) in connection with the Servicing Agreement, dated as of May 1, 2001, between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer

(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	Wells Fargo Bank, NA, as Custodian
5.	GMAC Mortgage, LLC, as servicing function participant
6.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
7.	Assurant, Inc., as servicing function participant
8.	GMAC Bank, as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	Wells Fargo Bank, NA, as Custodian
5.	GMAC Mortgage, LLC, as servicing function participant
6.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
7.	Assurant, Inc., as servicing function participant
8.	GMAC Bank, as servicing function participant
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	GMAC Mortgage, LLC, as servicing function participant

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LaSalle Bank National Association, as Master Servicer

March 29, 2007	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX
Exhibit Number	Description
1.1
Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of June 14, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor. (As previously filed on Form 8-K filed on August 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company and LaSalle Bank National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on August 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of June 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator and Citibank, N.A., as trustee. (As previously filed on Form 8-K filed on December 6, 2006 and is hereby incorporated by reference into this report on Form 10-K)

10.1
Assignment, Assumption and Recognition Agreement is made and entered into as of June 30, 2006, among EMC Mortgage Corporation as Assignor, Citibank, N.A., not individually but solely as trustee for the holders of SACO I Trust 2006-7, Mortgage Pass-Through Certificates, Series 2006-7 as Assignee and GMAC Mortgage Corporation

10.2	Servicing Agreement, dated as of May 1, 2001, and is executed between EMC Mortgage Corporation (the "Owner") and GMAC Mortgage Corporation (the "Servicer")
10.3	Amendment No. 1 dated October 1, 2001 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer.
10.4	Amendment No. 2 dated July 31, 2002 to that certain Servicing Agreement dated as of May 1, 2001 between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer
10.5
Amendment No. 3 dated December 20, 2005, by and between EMC Mortgage Corporation, a Delaware corporation, as owner (the “Owner”) and GMAC Mortgage Corporation, as servicer (the “Servicer”) in connection with the Servicing Agreement, dated as of May 1, 2001, between EMC Mortgage Corporation, as Owner and GMAC Mortgage Corporation, as Servicer

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant